Form 10-K
period 2013-12-31
Santander Drive Auto Receivables Trust 2012-1; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2014-03-28
CIK 1538184, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013.

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

With respect to servicing criteria 1122(d)(3)(i)(B), certain reports to investors provided information that was not calculated in accordance with the terms specified in the transaction agreements. Form 10-D/A was filed on February 27, 2013 to accurately reflect information calculated in accordance the terms of the transaction agreements. Neither the timing nor the amount of principal or interest payable to Noteholders was impacted by the adjustments.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of January 11, 2012, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and Citigroup Global Markets Inc., as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of January 19, 2012, between the Santander Drive Auto Receivables Trust 2012-1, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated as of January 19, 2012, between SC USA and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of January 19, 2012, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3***	Administration Agreement, dated as of January 19, 2012, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4***	Second Amended and Restated Trust Agreement, dated as of January 19, 2012, between Santander Drive and U.S. Bank Trust National Association, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1	Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2012-1 (Commission File No. 333-165432-06) with the Securities and Exchange Commission on January 17, 2012.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.
***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2012-1 (Commission File No. 333-165432-06) with the Securities and Exchange Commission on January 20, 2012.

(c)	Not Applicable.

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

Date: March 28, 2014

SANTANDER DRIVE AUTO RECEIVABLES LLC, as depositor

By:	/s/ Jason Kulas
Name:	Jason Kulas
Title:	President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Underwriting Agreement, dated as of January 11, 2012, among Santander Drive Auto Receivables LLC (“Santander Drive”), Santander Consumer USA Inc. (“SC USA”) and Citigroup Global Markets Inc., as representative of the several underwriters

3.1**	Amended and Restated Limited Liability Company Agreement of Santander Drive dated as of March 7, 2007

4.1***	Indenture, dated as of January 19, 2012, between the Santander Drive Auto Receivables Trust 2012-1, as issuer (the “Issuer”), and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee”)

10.1***	Purchase Agreement, dated as of January 19, 2012, between SC USA and Santander Drive

10.2***	Sale and Servicing Agreement, dated as of January 19, 2012, among the Issuer, Santander Drive, SC USA and the Indenture Trustee

10.3***	Administration Agreement, dated as of January 19, 2012, among the Issuer, SC USA, as administrator, and the Indenture Trustee

10.4***	Second Amended and Restated Trust Agreement, dated as of January 19, 2012, between Santander Drive and U.S. Bank Trust National Association, not in its individual capacity but solely as owner trustee for the Issuer

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria (Indenture Trustee)

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (KPMG LLP)

35.1	Servicing Compliance Statement (SC USA)

*	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2012-1 (Commission File No. 333-165432-06) with the Securities and Exchange Commission on January 17, 2012.
**	Incorporated by reference from Form S-3/A filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) with the Securities and Exchange Commission on August 4, 2010.

***	Incorporated by reference from Form 8-K filed by Santander Drive Auto Receivables LLC (Commission File No. 333-165432) and Santander Drive Auto Receivables Trust 2012-1 (Commission File No. 333-165432-06) with the Securities and Exchange Commission on January 20, 2012.