Form 10-K
period 2014-12-31
Santander Drive Auto Receivables Trust 2012-1; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2015-03-30
CIK 1538184, 1383094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014.

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

1601 Elm Street, Suite 800

Dallas, Texas 75201

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

Item 1117 of Regulation AB. Legal Proceedings.

Since July 2014, Santander Consumer USA Inc. has received civil subpoenas and civil investigative demands from various federal and state agencies, including from the U.S. Department of Justice under the Financial Institutions Reform, Recovery and Enforcement Act, the United States Securities and Exchange Commission and several state attorneys general, requesting the production of documents and communications that, among other things, relate to the origination, underwriting and securitization of auto loans for varying time periods since 2007. Investigations, proceedings or information-gathering requests that Santander Consumer USA Inc. is, or may become, involved in may result in adverse consequences to Santander Consumer USA Inc. including, without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

Wells Fargo Bank, N.A., as the indenture trustee, has provided the following information: On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities (“RMBS”) trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Item 1123 of Regulation AB. Servicer Compliance Statements.

Santander Consumer USA Inc. has been identified by the issuing entity as the servicer with respect to the asset pool held by the issuing entity. The Servicer has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as an exhibit to this
Form 10-K.

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

Date: March 30, 2015

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