Form 10-K/A
period 2015-12-31
Santander Drive Auto Receivables Trust 2012-1; SANTANDER DRIVE AUTO RECEIVABLES LLC
filed 2016-08-19
CIK 1538184, 1383094

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

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 which was filed with the Securities and Exchange Commission on March 30, 2016 and is being filed for the purpose of (a) filing a new Exhibit 31.1 (Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Santander Drive)), (b) amending and revising Exhibit 33.1 (Report on Assessment of Compliance with Applicable Servicing Criteria (SC USA)) for Item 5 and two explanatory notes, and (c) amending and revising Exhibit 34.1 (Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Applicable Servicing Criteria for Asset Backed Securities (Deloitte & Touche LLP)).

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

Item 9B. Other Information.

Santander Consumer USA Inc. is a wholly-owned subsidiary of Santander Consumer USA Holdings Inc., a Delaware corporation (“SC Holdings”). SC Holdings filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”) after the extended filing deadline. SC Holdings identified certain material weaknesses in internal control over financial reporting in Item 9A of the 2015 Form 10-K. Certain of these material weaknesses involve the failure of controls to operate effectively, resulting in misstatements in SC Holdings’ filed financial statements as of for the years ended December 31, 2014 and 2013, and interim periods in 2015 and 2014. The errors and resulting corrections to annual financial statements are described in Note 1 to the consolidated financial statements included in Item 8 of the 2015 Form 10-K, with corrections to interim periods shown in Item 9B of the 2015 Form 10-K. Additional information about SC Holdings, including information contained in required annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, is on file with the Securities and Exchange Commission under the name “Santander Consumer USA Holdings Inc.” and file number 001-36270.

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

Date: August 19, 2016

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